Form 10QSB
period 2000-06-30
CAPMACCO CORP
filed 2000-08-08
CIK 1071753

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2000, the following shares of common were outstanding: Common
Stock, no par value, 12,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the six months ended June 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                               CAPMACCO CORP.
                        (A Development Stage Company)
                            FINANCIAL STATEMENTS


                         Quarter Ended June 30, 2000


Index to Financial Statements:                     [C]
Balance Sheet                                        5
Statements of Operations                             6
Statements of Cash Flows                             8
Notes to Financial Statements                       12



CAPMACCO CORP.
(A Development Stage Company)
BALANCE SHEET
(unaudited)

                                                      June 30,
                                                          2000
ASSETS
CURRENT ASSETS
Cash                                                 $   1,154
Total current assets                                     1,154

TOTAL ASSETS                                             1,154

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Total current liabilities                                    -

STOCKHOLDERS' EQUITY
Preferred stock, no par value,
10,000,000 shares authorized;
no shares issued and outstanding                             -
Common stock, no par value;
100,000,000 shares authorized;
12,000,000 shares issued and
outstanding                                              2,400

Additional paid-in capital                              11,377
Deficit accumulated during the
development stage                                     (12,623)

Total stockholders' equity                               1,154

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $   1,154

The accompanying notes are an integral part of the financial statements.



CAPMACCO CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)
(page 1 of 2)

                                 For the period          For the three
                                 from inception           months ended
                            (December 29, 1994)               June 30,
                               to June 30, 2000           2000            1999
REVENUES                      $       -                      -               -
EXPENSES
Amortization                        200                      -              10
Accounting                        2,941                      -               -
Office Supplies                      73                      -               -
Rent                                450                    150               -
Consulting Fees                   2,145                      -               -
Legal Fees                        6,143                    299               -
Transfer agent fees                 671                      -               -

Total expenses                   12,623                    449              10

NET LOSS                       (12,623)                  (449)            (10)

Accumulated deficit

Balance,
beginning of period                   -               (12,174)         (3,281)

Balance,
end of period                 $(12,623)               (12,623)         (3,291)

NET LOSS PER SHARE                (NIL)                  (NIL)           (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
OF COMMON STOCK
OUTSTANDING                  12,000,000             12,000,000      12,000,000

The accompanying notes are an integral part of the financial statements.

CAPMACCO CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(page 1 of 2)
(unaudited)

                            For the six            For the six
                           months ended           months ended
                               June 30,               June 30,
                                   2000                   1999
REVENUES                      $       -              $       -
EXPENSES
Amortization                          -                     20
Accounting                        1,105                      -
Office Supplies                      23                      -
Rent                                300                      -
Consulting Fees                       -                      -
Legal Fees                        2,486                      -
Transfer agent fees                 671                      -

Total expenses                    4,585                     20

NET LOSS                        (4,585)                   (20)

Accumulated deficit

Balance,
beginning of period             (8,038)                (3,271)

Balance,
end of period                  (12,623)                (3,291)

NET LOSS PER SHARE                  NIL                    NIL

WEIGHTED AVERAGE
NUMBER OF SHARES
OF COMMON STOCK
OUTSTANDING                  12,000,000             12,000,000

The accompanying notes are an integral part of the financial statements.



CAPMACCO CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
(page 1 of 2)

                                 For the period                  For the three
                                 from inception                   months ended
                            (December 29, 1994)                       June 30,
                               to June 30, 2000           2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                              $(12,623)          (449)            (10)

Adjustments to reconcile
 net loss to net cash used
 by operating activities:
Amortization                                200              -              10
Rent                                        450            150               -
Stock issued for
consulting fees                           2,145              -               -

Increase in accounts
 payable                                      -           (35)               -

Net cash used by
 operating activities                   (9,828)          (334)               -

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in organization
 costs                                    (200)              -               -
Net cash used by
investing activities                      (200)              -               -

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided by
 shareholders                             9,500              -               -

Cash paid for expenses by
 shareholders                             1,427              -               -

Issuance of common stock                    255              -               -

 Net cash provided by
 financing activities                    11,182              -               -

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                     1,154          (334)               -

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          -          1,488               -

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                          $ 1,154      $   1,154               -

The accompanying notes are an integral part of the financial statements CAPMACCO CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
(page 2 of 2)

                            For the six            For the six
                           months ended           months ended
                               June 30,               June 30,
                                   2000                   1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                        (4,585)                   (20)

Adjustments to reconcile
 net loss to net cash used
 by operating activities:
Amortization                          -                     20
Rent                                300                      -
Stock issued for
consulting fees                       -                      -

Increase in accounts
 payable                        (1,138)                      -

Net cash used by
 operating activities           (5,423)                      -

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in organization
 costs                                -                      -
Net cash used by
investing activities                  -                      -

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided by
 shareholders                     4,500                      -

Cash paid for expenses by
 shareholders                        19                      -

Issuance of common stock              -                      -

 Net cash provided by
 financing activities             4,519                      -

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                 (904)                      -

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD              2,058                      -

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                    1,154                      -

The accompanying notes are an integral part of the financial statements
CAPMACCO CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2000

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

Consideration of Other Comprehensive Income Items
SFAF 130 Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period ended June 30, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.     Stockholders' Equity
As of June 30, 2000, 12,000,000 shares of the Company's no par value common stock had been issued for a combination of cash and consulting services provided. The services were converted to shares at $0.0002 per share and valued at a total of $2,145.

3.     Related Party Transactions
As of the date hereof, there are two shareholders of the Company acting as officers and directors and are the owners of approximately 5,000,000 shares of common stock, constituting approximately 42% of the Company's issued and outstanding shares.

Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.     Income Taxes
The Company has Federal net operating loss carryforwards of approximately $12,263 expiring during the years 2009 and 2019. The tax benefit of these net operating losses is approximately $2,398, and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Liquidity and Capital Resources

       As of June 30, 2000, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $255 from its inside capitalization funds and receipt of additional paid in capital totaling $11,377, which included both additional cash contributions totaling $9,500, as well as the direct payment of a total of $1,427 in Company expenses by existing shareholders. Consequently, for the quarter ended June 30, 2000, the Company's balance sheet reflects current and total assets of $1,154 in the form of cash, and current liabilities of $0.

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

Results of Operations

       During the period from December 30, 1994 (inception)
through June 30, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a
suitable merger or acquisition candidate.   No revenues were received
by the Company during this period.

       The Company experienced a net loss of $449 for the second quarter and a net loss of $4,585 for the six months ended June 30, 2000, compared with losses of $10 and $20 for the same periods of the previous fiscal year. The loss during the quarter and during the six months ended June 30, 2000 is primarily the result of legal, consulting, and accounting costs related to registration under the Securities Exchange Act of 1934 and to subsequent compliance with reporting requirements of the securities laws as well as payment of transfer agent fees. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

       (b) No reports on Form 8-K were filed by the Company for the quarter ended June 30, 2000.

Signatures

       In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPMACCO CORP.



By:  /s/ ________________________________
       Grant W. Peck, President and Director

Date:  August 8, 2000