Form 10KSB
period 2000-12-31
CAPMACCO CORP
filed 2001-11-29
CIK 1071753

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

CAPMACCO CORP.

(Name of small business in its charter)

Colorado	0-27625	84-1475072
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

7331 S. Meadow Court Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (303) 530-3353

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $ -0-

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

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No ___

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,000,000 as of December 31, 2000.

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

As of the end of its fiscal year December 31, 2000, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

Other Entities

The officers, directors and principal shareholders of the Company are also the officers, directors and principal shareholders of two other corporations which were formed at the same time as the Company. Each of these other corporations has the same business plan as the Company.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.

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

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of up to 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

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

Administrative Offices

The Company currently maintains a mailing address at 7331 S. Meadow Court

Boulder, Colorado 80301, which is the office address of its President. The Company's telephone number there is (303) 530-3353.

Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 7331 S. Meadow Court

Boulder, Colorado 80301, which is the address of its President. The Company pays no rent for the use of this mailing address, however, for financial statement purposes, the Company is accruing $50 per month as additional paid-in capital for this use. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 530-3353.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2000.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 47 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of December 31, 2000, the Company remains in the development stage. For the fiscal year ended December 31, 2000, the Company's balance sheet reflects current and total assets of $84, which is all in the form of cash, and current liabilities of $225.

The Company will carry out its plan of business as discussed above. The Company does not have sufficient assets or capital resources to pay its ongoing expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities, or otherwise. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on loans or additional capital contributions from shareholders to pay expenses at least until it is able to consummate a business transaction.

Results of Operations

During the period from December 29, 1994 (inception) through December 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period, and the Company has accumulated a deficit of $16,468 during the development stage.

Plan of Operations

For the fiscal year ending December 31, 2001, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of loans or advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7. FINANCIAL STATEMENTS.

See following pages.

CAPMACCO CORP.

(A Development Stage Company)

Report of Independent Public Accountants

Balance Sheet

Statements of Operations

Statement of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Capmacco Corp.

We have audited the accompanying balance sheet of Capmacco Corp. (a development stage company) as of December 31, 2000, and the related statement of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended, and for the period from inception (December 29, 1994) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capmacco Corp. as of December 31, 2000, and the results of its operations and its cash flows for each of the two years then ended and for the period from inception (December 29, 1994) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Comiskey & Company

PROFESSIONAL CORPORATION

Denver, Colorado

October 29, 2001

Capmacco Corp.

(A Development Stage Company)

BALANCE SHEET

December 31, 2000

ASSETS

CURRENT ASSETS
Cash	$ 84

Total current assets	84

TOTAL ASSETS	$ 84

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 225

Total current liabilities	225

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 12,000,000 shares issued
and outstanding	2,400
Additional paid-in capital	13,927
Deficit accumulated during the development
stage	(16,468)

(141)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 84

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(December 29,
	1994) to	For the year
	December 31,	ended December 31,
	2000	2000	1999

REVENUES	$ -	$ -	$ -

EXPENSES
Amortization	200	-	40
Accounting	3,504	1,668	1,836
Office supplies	80	30	50
Rent	750	600	150
Consulting fees	2,145	-	-
Transfer agent	535	535	-
Bank service charge	49	49	-
Miscellaneous	139	139	-
Legal fees	9,067	5,410	2,691

Total expenses	16,468	8,430	4,767

NET LOSS	(16,468)	(8,430)	(4,767)

Accumulated deficit

Balance, beginning of period	-	(8,038)	(3,271)

Balance, end of period	$ (16,468)	$ (16,468)	$ (8,038)

NET LOSS PER SHARE	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER
OF SHARES OF COMMON
STOCK OUTSTANDING	12,000,000	12,000,000	12,000,000

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the period from inception (December 29, 1994) to December 31, 2000

				Deficit
				accumulated	Total
	Common stock		Additional	during the	stockholders'
	Number of		paid-in	development	equity
	shares	Amount	capital	stage	(deficit)
Common stock issued for cash
and services, December
1994 at $0.0002 per share	12,000,000	$ 2,400	$ -	$ -	$ 2,400

Net loss for the period	-	-	-	(2,206)	(2,206)

Balance, December 31, 1994	12,000,000	2,400	-	(2,206)	194

Expenses paid by shareholder	-	-	709	-	709

Net loss for the year	-	-	-	(743)	(743)

Balance, December 31, 1995	12,000,000	2,400	709	(2,949)	160

Net loss for the year	-	-	-	(40)	(40)

Balance, December 31, 1996	12,000,000	2,400	709	(2,989)	120

Net loss for the year	-	-	-	(40)	(40)

Balance, December 31, 1997	12,000,000	2,400	709	(3,029)	80

Expenses paid by shareholder	-	-	574	-	574

Net loss for the year	-	-	-	(242)	(242)

Balance, December 31, 1998	12,000,000	2,400	1,283	(3,271)	412

Expenses paid and capital contributed
by shareholders in 1999	-	-	5,275	-	5,275

Net loss for the year	-	-	-	(4,767)	(4,767)

Balance, December 31, 1999	12,000,000	2,400	6,558	(8,038)	920

Expenses paid and capital contributed
by shareholders in 2000	-	-	7,369	-	7,369

Net loss for the year	-	-	-	(8,430)	(8,430)

Balance, December 31, 2000	12,000,000	$ 2,400	$ 13,927	$ (16,468)	$ (141)

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception
	(December 29,
	1994) to	For the year
	December 31,	ended December 31,
	2000	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (16,468)	$ (8,430)	$ (4,767)
Adjustments to reconcile net loss to net cash flows
from operating activities:
Amortization	200	-	40
Rent	750	600	150
Stock issued for consulting fees	2,145	-	-
Decrease in prepaid expenses	-	-	372
Increase (decrease) in accounts payable	225	(712)	937
Increase (decrease) in accounts payable -
related party	-	(201)	201

Net cash flows from operating activities	(13,148)	(8,743)	(3,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(200)	-	-

Net cash flows from investing activities	(200)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by shareholders	11,750	6,750	5,000
Cash paid for expenses by shareholders	1,427	19	125
Issuance of common stock	255	-	-

Net cash flows from financing activities	13,432	6,769	5,125

NET CHANGE IN CASH AND CASH EQUIVALENTS	84	(1,974)	2,058

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	2,058	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 84	$ 84	$ 2,058

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2000

1. Summary of Significant Accounting Policies

Development Stage Company

Capmacco Corp. (a development stage company) (the "Company") was initially incorporated under the laws of the State of Colorado on December 29, 1994. After engaging in minimal activity related to its business plan, the Company's activities ceased in early 1995, and the Company became inactive until its reinstatement by the Colorado Secretary of State on September 25, 1998. The principal office of the corporation is 7331 S. Meadow Ct., Boulder, CO 80301.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses, which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

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

Consideration of Other Comprehensive Income Items

SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. Stockholders' Equity

As of December 31, 2000, 12,000,000 shares of the Company's no par value common stock had been issued for a combination of cash and consulting services provided. The services were converted to shares at $0.0002 per share and valued at a total of $2,145.

3. Related Party Transactions

As of the date hereof, the Company's officers and directors own 5,000,000 shares of common stock, constituting approximately 42% of the Company's issued and outstanding shares.

In 1999, an individual related to a director of the Company was owed $201 for services rendered and expenses incurred during the year on behalf of the Company. This amount was paid in 2000, as were additional amounts of $372 that were incurred.

4. Income Taxes

The Company has Federal net operating loss carryforwards of approximately $16,500 expiring during the years 2009 and 2020. The tax benefit of these net operating losses is approximately $3,200 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended December 31, 2000 and 1999, the valuation allowance increased by approximately $900 and $1,630, respectively.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Grant Peck	46	President and a Director since September 1997
Dean F. Sessions	51	Secretary, Treasurer, and a Director since September, 1997

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

Grant W. Peck.

Mr. Peck has served as President and a Director of the Company since September, 1997. He is also currently the President and a Director of two other blind pool or blank check companies (i.e. National CMA, Inc. and First CMA, Inc.) which were formed at the same time as the Company and have a capital structure which is identical to that of the Company.

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

Dean F. Sessions.

Mr. Sessions has served as Secretary and Treasurer, and as a Director of the Company since September 1997. He is also currently the Secretary, Treasurer and a Director of two other blind pool or blank check companies (i.e. National CMA, Inc. and First CMA, Inc.) which were formed at the same time as the Company and have a capital structure which is identical to that of the Company.

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

Mr. Sessions has a B.S. degree from the University of Colorado.

Compliance With Section 16(a) of the Exchange Act.

Mr. Peck and Mr. Sessions each filed an Initial Statement of Beneficial Ownership of Securities on Form 3. They have also filed Form 5 for the fiscal year ending December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION.

No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Grant W. Peck 7331 S. Meadow Court Boulder, CO 80301	2,491,250 (2)	20.76%
Dean F. Sessions (1) P. O. Box 17881 Boulder, CO 80308	2,498,000 (3)	20.82%
Gary S. Joiner 4750 Table Mesa Drive Boulder, CO 80305	2,491,000 (4)	20.76%
Mark DiSalvo 192 Searidge Court Shell Beach, CA 93449	2,400,000	20.00%
All directors and executive officers (2 persons)	4,989,250	41.58%

(1) The person listed is an officer, a director, or both, of the Company.

(2) Includes 3,500 shares owned by family members, of which Mr. Peck may be deemed to be the beneficial owner.

(3) Includes 10,000 shares owned by Mr. Sessions' spouse, of which he may be deemed to be the beneficial owner.

(4) Includes 5,000 shares owned by family members, of which Mr.

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

Conflicts of Interest

None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

Each of the Company's officers and directors also are officers, directors, or both of several other Colorado based development-stage corporation in the same business as the Company. Although these other companies will, in effect, be in direct competition with the Company for acquisition of available business opportunities, the potential that such competition will create a conflict of interest for the officers and directors of the Company is minimized by the fact that each of the entities currently has substantially the same shareholders, and is expected to continue to have the same shareholders until a business acquisition has been completed.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are incorporated by reference.

Exhibit No. Document

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10SB/A filed with the Securities and Exchange Commission on October 26, 1999).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10SB/A filed with the Securities and Exchange Commission on October 26, 1999).

4.1 Specimen Stock Certificate (incorporated by reference from Registration Statement on Form 10SB/A filed with the Securities and Exchange Commission on October 26, 1999).

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2000.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CAPMACCO CORP.

By: /S/ GRANT W. PECK

Grant W. Peck, President and Director

By:/S/ DEAN F. SESSIONS

Dean F. Sessions, Secretary and Director

Date: November 29, 2001