Form 10QSB
period 2001-03-31
CAPMACCO CORP
filed 2001-11-29
CIK 1071753

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

CAPMACCO CORP

(Name of small business in its charter)

Colorado	0-27625	84-1475072
(State or other jurisdiction of Incorporation)	Commission File No.	(IRS Employer Id. No.)

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2001, the following shares of common were outstanding: Common Stock, no par value, 12,000,000 shares.

Transitional Small Business Disclosure Format (Check one):

Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

CAPMACCO CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2001

Capmacco Corp.

(A Development Stage Company)

BALANCE SHEET

March 31, 2001

ASSETS:
CURRENT ASSETS
Cash	$38

Total current assets	38

TOTAL ASSETS	$38

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
Accounts Payable	$225

Total current liabilities	225

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000 shares
authorized; 12,000,000 shares issued and
outstanding	2,400
Additional paid-in capital	14,077
Deficit accumulated during the development stage	(16,664)

Total Stockholders' Equity	(187)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(December 29,	For the three	For the three
	1994) to	months ended	months ended
	3/31/01	March 31, 2001	March 31, 2000
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$ -	$ -	$ -

EXPENSES
Amortization	200	-	-
Accounting	3,504	-	1,105
Office supplies	80	-	23
Rent	900	150	150
Consulting fees	2,145	-	-
Transfer agent	535	-	535
Bank service charge	70	21	-
Miscellaneous	164	25	136
Legal fees	9,066	-	2,187

Total expenses	16,664	196	4,136

NET LOSS	(16,664)	(196)	(4,136)

Accumulated deficit
Balance, beginning of period	-	(16,468)	(8,038)

Balance, end of period	($16,664)	($16,664)	($12,174)

NET LOSS PER SHARE	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER
OF SHARES OF COMMON
STOCK OUTSTANDING	12,000,000	12,000,000	12,000,000

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception
	(December 29,	For the three	For the three
	1994) to	months ended	months ended
	3/31/01	March 31, 2001	March 31, 2000
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($16,664)	($ 196)	($ 10)
Adjustments to reconcile net loss to net cash flows
from operating activities:
Amortization	200	-	10
Rent	900	150	-
Stock issued for consulting fees	2145	-	-
Increase in accounts payable	225	-	-

Net cash flows from operating activities	(13,194)	(46)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(200)	-	-

Net cash flows from investing activities	(200)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by shareholders	11,750	-	-
Cash paid for expenses by shareholders	1,427	-	-
Issuance of common stock	255	-	-

Net cash flows from financing activities	13,432	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	38	(46)	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	84	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 38	$ 38	$ -

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

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

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full time employees and owns no real property. The Company intends to operate as a capital market assess corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses, which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

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

Consideration of Other Comprehensive Income Items

SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period ended March 31, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. Stockholders' Equity

As of March 31, 2001, 12,000,000 shares of the Company's no par value common stock had been issued for a combination of cash and consulting services provided. The services were converted to shares at $0.0002 per share and valued at a total of $2,145.

3. Related Party Transactions

As of the date hereof, the Company's officers and directors own 5,000,000 shares of common stock, constituting approximately 42% of the Company's issued and outstanding shares.

An individual related to a director of the company has been paid $573 for services rendered and expenses incurred on behalf of the company during the years ended December 31, 1999 and 2000.

Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is accruing $50 per month as additional-paid-in capital for this use.

4. Income Taxes

The company has Federal net operating loss carryforwards of approximately $16,700 expiring during the years 2009 and 2020. The tax benefit of these net operating losses is approximately $3,200 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future, and which, for that reason, involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements of our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10QSB should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of March 31, 2001, the Company remains in the development stage. For the period ended March 31, 2001, the Company's balance sheet reflects current and total assets of $38 in the form of cash, and current liabilities of $225.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities, or otherwise. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on loans or additional capital contributions from shareholders or to pay expenses at least until it is able to consummate a business transaction.

Results of Operations

During the period from December 29, 1994 (inception) through March 31, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

The Company experienced a net loss of $196 for the first quarter. The loss during the quarter is primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws, as well as payment of transfer agent fees. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending December 31, 2001, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2001 and thereafter. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of loans or advancements from current shareholders without the issuance of additional shares or other securities, or through the private placement of restricted securities. In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) No exhibits are filed as part of this Report.

(b) No reports on Form 8-K were filed by the Company for the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CAPMACCO CORP.

By: /S/ GRANT W. PECK

Grant W. Peck, President and Director

By:/S/ DEAN F. SESSIONS

Dean F. Sessions, Secretary and Director

Date: November 29, 2001