Form 10QSB
period 2001-09-30
CAPMACCO CORP
filed 2001-11-29
CIK 1071753

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2001, the following shares of common were outstanding: Common Stock, no par value, 12,000,000 shares.

Transitional Small Business Disclosure Format (Check one):

Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

CAPMACCO CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2001

Capmacco Corp.

(A Development Stage Company)

BALANCE SHEET

September 30, 2001

ASSETS:
CURRENT ASSETS
Cash	$ -

Total current assets	-

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
Accounts Payable	$301

Total current liabilities	301

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000 shares
authorized; 12,000,000 shares issued and
outstanding	2,400
Additional paid-in capital	14,377
Deficit accumulated during the development stage	(17,078)

Total Stockholders' Equity	(301)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(December 29,	For the three	For the three	For the nine	For the nine
	1994) to	months ended	months ended	months ended	months ended
	9/30/01	9/30/01	9/30/00	9/30/01	9/0/01
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$ -	$ -		$ -	$ -

EXPENSES
Amortization	200	-	-	-	-
Accounting	3,579	75	315	75	1,420
Office supplies	81	1	23	1	60
Rent	1,200	150	150	450	450
Consulting fees	2,145	-	-	-	-
Transfer agent	535	-	-	-	535
Bank service charge	108	17	14	59	-
Miscellaneous	164		3	25	139
Legal fees	9,066	-	2,317	-	4,803

Total expenses	17,078	243	2,822	610	7,407

NET LOSS	(17,078)	(243)	(2,822)	(610)	(7,407)

Accumulated deficit
Balance, beginning of period	-	(16,835)	(12,623)	(16,468)	(8,038)

Balance, end of period	($17,078)	($17,078)	($15,445)	($17,078)	($15,445)

NET LOSS PER SHARE	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER
OF SHARES OF COMMON
STOCK OUTSTANDING	12,000,000	12,000,000	12,000,000	12,000,000	12,000,000

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception	For the three	For the three	For the nine	For the nine
	(December 29,	months	months	months	months
	1994) to	ended	ended	ended	ended
	9/30/01	9/30/01	9/30/00	9/30/01	9/30/00
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($17,078)	($243)	($2,822)	($610)	($7,407)
Adjustments to reconcile net loss to net cash flows
from operating activities:
Amortization	200	-	-	-	-
Rent	1,200	150	150	450	450
Stock issued for consulting fees	2,145	-	-	-	-
Increase in accounts payable	301	76	703	76	(435)

Net cash flows from operating activities	(13,232)	(17)	(1,969)	(84)	(7,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(200)	-	-	-	-

Net cash flows from investing activities	(200)	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by shareholders	11,750	-	2,250	-	6,750
Cash paid for expenses by shareholders	1,427	-	-	-	19
Issuance of common stock	255	-	-	-	-

Net cash flows from financing activities	13,432	-	2,250	-	6,769

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	(17)	281	(84)	(623)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	17	1,154	84	2,058

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ -	$ -	$1,435	$ -	$1,435

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

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

Consideration of Other Comprehensive Income Items

SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period ended September 30, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. Stockholders' Equity

As of September 30, 2001, 12,000,000 shares of the Company's no par value common stock had been issued for a combination of cash and consulting services provided. The services were converted to shares at $0.0002 per share and valued at a total of $2,145.

3. Related Party Transactions

As of the date hereof, the Company's officers and directors own 5,000,000 shares of common stock, constituting approximately 42% of the Company's issued and outstanding shares.

An individual related to a director of the company has been paid $573 for services rendered and expenses incurred on behalf of the company during the years ended December 31, 1999 and 2000. Accounts payable at September 30, 2001, include $76 to the same individual for services rendered and expenses incurred on behalf of the company during the current quarter.

Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is accruing $50 per month as additional-paid-in capital for this use.

4. Income Taxes

The company has Federal net operating loss carryforwards of approximately $17,000 expiring during the years 2009 and 2020. The tax benefit of these net operating losses is approximately $3,200 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.

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

Liquidity and Capital Resources

As of September 30, 2001, the Company remains in the development stage. For the period ended September 30, 2001, the Company's balance sheet reflects current and total assets of $0 in the form of cash, and current liabilities of $301.

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

Results of Operations

During the period from December 29, 1994 (inception) through September 30, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

The Company experienced a net loss of $243 for the third quarter and a net loss of $610 for the nine months ended September 30, 2001, compared with losses of $2,822 and $7,407 for the same periods of the previous fiscal year. The loss during the quarter and during the nine months ended September 30, 2001 is primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws, as well as payment of transfer agent fees. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

(b) No reports on Form 8-K were filed by the Company for the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CAPMACCO CORP.

By: /S/ GRANT W. PECK

Grant W. Peck, President and Director

By:/S/ DEAN F. SESSIONS

Dean F. Sessions, Secretary and Director

Date: November 29, 2001