Form 10KSB
period 2001-12-31
CAPMACCO CORP
filed 2002-04-15
CIK 1071753

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No ___

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,000,000 as of April 15,- 2001.

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

As of the end of its fiscal year December 31, 2001, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2001.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of December 31, 2001, the Company remains in the development stage. For the fiscal year ended December 31, 2001, the Company's balance sheet reflects current and total assets of $1,380, which is all in the form of cash, and current liabilities of $1,329.

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

Results of Operations

During the period from December 29, 1994 (inception) through December 31, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period, and the Company has accumulated a deficit of $ 20,102 during the development stage.

Plan of Operations

For the fiscal year ending December 31, 2002, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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

Balance Sheet

Statements of Operations

Statement of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Capmacco Corp.

We have audited the accompanying balance sheet of Capmacco Corp. (a development stage company) as of December 31, 2001, and the related statement of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended, and for the period from inception (December 29, 1994) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capmacco Corp. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years then ended and for the period from inception (December 29, 1994) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado

April 10, 2002

PROFESSIONAL CORPORATION

Capmacco Corp.

(A Development Stage Company)

BALANCE SHEET

December 31, 2001

ASSETS

CURRENT ASSETS
Cash	$ 1,380

Total current assets	1,380

TOTAL ASSETS	$ 1,380

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 1,329

Total current liabilities	1,329

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 12,000,000 shares issued
and outstanding	2,400
Additional paid-in capital	17,753
Deficit accumulated during the development
stage	(20,102)

51

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,380

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(December 29,
	1994) to	For the year
	December 31,	ended December 31,
	2001	2001	2000

REVENUES	$ -	$ -	$ -

EXPENSES
Amortization	200	-	-
Accounting	5,472	1,968	1,668
Office supplies	81	1	30
Rent	1,350	600	600
Consulting fees	2,145	-	-
Transfer agent	535	-	535
Bank service charge	118	70	49
Miscellaneous	164	25	139
Legal fees	10,037	970	5,410

Total expenses	20,102	3,634	8,430

NET LOSS	(20,102)	(3,634)	(8,430)

Accumulated deficit

Balance, beginning of period	-	(16,468)	(8,038)

Balance, end of period	$ (20,102)	$ (20,102)	$ (16,468)

NET LOSS PER SHARE	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER
OF SHARES OF COMMON
STOCK OUTSTANDING	12,000,000	12,000,000	12,000,000

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the period from inception (December 29, 1994) to December 31, 2001

				Deficit
				accumulated	Total
	Common stock		Additional	during the	stockholders'
	Number of		paid-in	development	equity
	shares	Amount	capital	stage	(deficit)
CS issued for cash and services,
Dec. 1994 at $0.0002 per share	12,000,000	$ 2,400	$ -	$ -	$ 2,400
Net loss for the period	-	-	-	(2,206)	(2,206)

Balance, December 31, 1994	12,000,000	2,400	-	(2,206)	194

Expenses paid by shareholder	-	-	709	-	709
Net loss for the year	-	-	-	(743)	(743)

Balance, December 31, 1995	12,000,000	2,400	709	(2,949)	160
Net loss for the year	-	-	-	(40)	(40)

Balance, December 31, 1996	12,000,000	2,400	709	(2,989)	120
Net loss for the year	-	-	-	(40)	(40)

Balance, December 31, 1997	12,000,000	2,400	709	(3,029)	80

Expenses paid by shareholder	-	-	574	-	574
Net loss for the year	-	-	-	(242)	(242)

Balance, December 31, 1998	12,000,000	2,400	1,283	(3,271)	412

Exp. paid and capital contributed	-	-	5,275	-	5,275
Net loss for the year	-	-	-	(4,767)	(4,767)

Balance, December 31, 1999	12,000,000	2,400	6,558	(8,038)	920

Exp. paid and capital contributed	-	-	7,369	-	7,369
Net loss for the year	-	-	-	(8,430)	(8,430)

Balance, December 31, 2000	12,000,000	$ 2,400	$ 13,927	$ (16,468)	$ (141)

Exp. paid and capital contributed	-	-	3,826	-	3,826
Net loss for the year	-	-	-	(3,634)	(3,634)

Balance, December 31, 2001	12,000,000	$ 2,400	$ 17,753	$ (20,102)	$ 51

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception
	(December 29,
	1994) to	For the year
	December 31,	ended December 31,
	2001	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (20,102)	$ (3,634)	$ (8,430)
Adjustments to reconcile net loss to net cash flows
from operating activities:
Amortization	200	-	-
Rent	1,350	600	600
Stock issued for consulting fees	2,145	-	-
Increase (decrease) in accounts payable	1,329	1,104	(712)
Increase (decrease) in accounts payable -
related party	-	-	(201)

Net cash flows from operating activities	(15,078)	(1,930)	(8,743)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(200)	-	-

Net cash flows from investing activities	(200)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by shareholders	14,750	3,000	6,750
Cash paid for expenses by shareholders	1,653	226	19
Issuance of common stock	255	-	-

Net cash flows from financing activities	16,658	3,226	6,769

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,380	1,296	(1,974)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	84	2,058

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,380	$ 1,380	$ 84

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

1. Summary of Significant Accounting Policies

Development Stage Company

Capmacco Corp. (a development stage company) (the "Company") was initially incorporated under the laws of the State of Colorado on December 29, 1994. After engaging in minimal activity related to its business plan, the Company's activities ceased in early 1995, and the Company became inactive until its reinstatement by the Colorado Secretary of State on September 25, 1998. The principal office of the corporation is 13250 West 114th Circle, Unit D, Westminster, CO 80031.

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

Consideration of Other Comprehensive Income Items

SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

  Stockholders' Equity

As of December 31, 2001, 12,000,000 shares of the Company's no par value common stock had been issued for a combination of cash and consulting services provided. The services were converted to shares at $0.0002 per share and valued at a total of $2,145.

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

In 2001, the same individual was paid $405 for services rendered and was owed $76 for services rendered and expenses incurred during the year on behalf of the Company.

4. Income Taxes

The Company has Federal net operating loss carryforwards of approximately $20,000 expiring during the years 2010 and 2021. The tax benefit of these net operating losses is approximately $3,900 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended December 31, 2001 and 2000, the valuation allowance increased by approximately $700 and $900, respectively.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Grant Peck	47	President and a Director since September 1997
Dean F. Sessions	52	Secretary, Treasurer, and a Director since September, 1997

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

Compliance With Section 16(a) of the Exchange Act.

Mr. Peck and Mr. Sessions each filed an Initial Statement of Beneficial Ownership of Securities on Form 3. They have also filed Form 5 for the fiscal year ending December 31, 2001.

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

Each of the Company's officers and directors also are officers, directors, or both, of two other Colorado based development-stage corporation in the same business as the Company. Although these other companies will, in effect, be in direct competition with the Company for acquisition of available business opportunities, the potential that such competition will create a conflict of interest for the officers and directors of the Company is minimized by the fact that each of the entities currently has substantially the same shareholders, and is expected to continue to have the same shareholders until a business acquisition has been completed.

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

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2001.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CAPMACCO CORP.

By: /S/ GRANT W. PECK

Grant W. Peck, President and Director

By:/S/ DEAN F. SESSIONS

Dean F. Sessions, Secretary and Director

Date: April 15, 2002