Form 10QSB
period 2002-03-31
CAPMACCO CORP
filed 2002-05-29
CIK 1071753

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

CAPMACCO CORP

(Name of small business in its charter)

Colorado	0-27625	84-1475072
(State or other jurisdiction of Incorporation)	Commission File No.	(IRS Employer Id. No.)

7331 S. Meadow Court

Boulder, Colorado 80301

(Address of Principal Office)Zip Code

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2002, the following shares of common were outstanding: Common Stock, no par value, 12,000,000 shares.

Transitional Small Business Disclosure Format (Check one):

Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

CAPMACCO CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2002

INDEX TO FINANCIAL STATEMENTS:

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

Capmacco Corp.
( A Development Stage Company)
BALANCE SHEET
March 31, 2002

ASSETS:
CURRENT ASSETS
Cash	$67

Total current assets	67

TOTAL ASSETS	$67

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
Accounts Payable	$76

Total current liabilities	76

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000 shares
authorized; 12,000,000 shares issued and
outstanding	2,400
Additional paid-in capital	17,903
Deficit accumulated during the development stage	(20,312)

Total Stockholders' Equity	(9)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.
( A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the period
	from inception
	(December 29,	For the three	For the three
	1994) to	months ended	months ended
	3/31/2002	March 31, 2002	March 31, 2001
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$ -	$ -	$ -

EXPENSES
Amortization	200	-	-
Accounting	5,472	-	-
Office supplies	81	-	-
Rent	1,500	150	150
Consulting fees	2,145	-	-
Transfer agent	535	-	-
Bank service charge	148	30	21
Miscellaneous	164	-	25
Legal fees	10,067	30	-

Total expenses	20,312	210	196

NET LOSS	(20,312)	(210)	(196)

Accumulated deficit
Balance, beginning of period	-	(20,102)	(16,468)

Balance, end of period	($20,312)	($20,312)	($16,664)

NET LOSS PER SHARE	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER
OF SHARES OF COMMON
STOCK OUTSTANDING	12,000,000	12,000,000	12,000,000

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.
( A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the period
	from inception
	(December 29,	For the three	For the three
	1994) to	months ended	months ended
	March 31, 2002	March 31, 2002	March 31, 2001
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($20,312)	($ 210)	($ 196)
Adjustments to reconcile net loss to net cash flows
from operating activities:
Amortization	200	-	-
Rent	1,500	150	150
Stock issued for consulting fees	2,145	-	-
Increase in accounts payable	76	(1,253)	-

Net cash flows from operating activities	(16,391)	(1,313)	(46)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(200)	-	-

Net cash flows from investing activities	(200)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by shareholders	14,750	-	-
Cash paid for expenses by shareholders	1,653	-	-
Issuance of common stock	255	-	-

Net cash flows from financing activities	16,658	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	67	(1,313)	(46)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	1,380	84

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$67	$67	$38
The accompanying notes are an integral part of the financial statements.

Capmacco Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2002

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

Organization Costs

Costs to incorporate the Company were originally capitalized to be amortized over a sixty-month period. With the adoption of SOP 98-5, the unamortized portion of these costs was written off to expense during the year ended December 31, 1999

Financial Instruments

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

Consideration of Other Comprehensive Income Items

SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period ended March 31, 2002, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. Stockholders' Equity

As of March 31, 2002, 12,000,000 shares of the Company's no par value common stock had been issued for a combination of cash and consulting services provided. The services were converted to shares at $0.0002 per share and valued at a total of $2,145.

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

4. Income Taxes

The company has Federal net operating loss carryforwards of approximately $20,000 expiring during the years 2011 and 2021. The tax benefit of these net operating losses is approximately $3,200 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.

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

Liquidity and Capital Resources

As of March 31, 2002, the Company remains in the development stage. For the period ended March 31, 2002, the Company's balance sheet reflects current and total assets of $67 in the form of cash, and current liabilities of $76.

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

Results of Operations

During the period from December 29, 1994 (inception) through March 31, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

The Company experienced a net loss of $210 for the first quarter. The loss during the quarter is primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws, as well as payment of transfer agent fees. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending December 31, 2002, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2002 and thereafter. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

(b) No reports on Form 8-K were filed by the Company for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CAPMACCO CORP.

By: /S/ GRANT W. PECK

Grant W. Peck, President and Director

By:/S/ DEAN F. SESSIONS

Dean F. Sessions, Secretary and Director

Date: May 29, 2002