Form 10QSB
period 2002-09-30
CAPMACCO CORP
filed 2002-11-12
CIK 1071753

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2002, the following shares of common were outstanding: Common Stock, no par value, 12,000,000 shares.

Transitional Small Business Disclosure Format (Check one):

Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

CAPMACCO CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2002

Financial Table of Contents

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

	Capmacco Corp.
	(A Development Stage Company)
	BALANCE SHEET
	September 30, 2002

ASSETS:
CURRENT ASSETS
Cash		$ 111

Total current assets		111

TOTAL ASSETS		$ 111

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
Accounts Payable		$ 1,593

Total current liabilities		1,593

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares
authorized; no shares issued and outstanding		-
Common stock, no par value; 100,000,000 shares
authorized; 12,000,000 shares issued and
outstanding		2,400
Additional paid-in capital		19,403
Deficit accumulated during the development stage		(23,285)

Total Stockholders' Equity		(1,482)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 111

The accompanying notes are an integral part of the financial statements.

	Capmacco Corp.
	( A Development Stage Company)
	STATEMENTS OF OPERATIONS

	For the period
	from inception
	(December 29,	For the three	For the three	For the nine	For the nine
	1994) to	months ended	months ended	months ended	months ended
	9/30/2002	9/30/2002	9/30/2001	9/30/2002	9/30/2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Amortization	200	-	-	-	-
Accounting	6,817	186	75	1,345	75
Office supplies	81	-	1	-	1
Rent	1,800	150	150	450	450
Consulting fees	2,145	-	-	-	-
Transfer agent	535	-	-	-	-
Bank service charge	208	30	17	90	59
Miscellaneous	164	-	-	-	25
Legal fees	11,335	877	-	1,298	-

Total expenses	23,285	1,243	243	3,183	610

NET LOSS	(23,285)	(1,243)	(243)	(3,183)	(610)

Accumulated deficit
Balance, beginning of period	-	(22,042)	(16,835)	(20,102)	(16,468)

Balance, end of period	($23,285)	($23,285)	($17,078)	($23,285)	($17,078)

NET LOSS PER SHARE	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER
OF SHARES OF COMMON
STOCK OUTSTANDING	12,000,000	12,000,000	12,000,000	12,000,000	12,000,000

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.
( A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the period
	from inception
	(December 29,	For the three	For the three	For the nine	For the nine
	1994) to	months ended	months ended	months ended	months ended
	9/30/2002	9/30/2002	9/30/2001	9/30/2002	9/30/2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($23,285)	($1,243)	($243)	($3,183)	($610)
Adjustments to reconcile net loss to net cash flows
from operating activities:
Amortization	200	-	-	-	-
Rent	1,800	150	150	450	450
Stock issued for consulting fees	2,145	-	-	-	-
Increase in accounts payable	1,593	967	76	264	76

Net cash flows from operating activities	(17,547)	(126)	(17)	(2,469)	(84)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(200)	-	-	-	-

Net cash flows from investing activities	(200)	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by shareholders	15,950	-	-	1,200	-
Cash paid for expenses by shareholders	1,653	-	-	-	-
Issuance of common stock	255	-	-	-	-

Net cash flows from financing activities	17,858	-	-	1,200	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	111	(126)	(17)	(1,269)	(84)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	237	17	1,380	84

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 111	$ 111	$ 0	$ 111	$ 0

The accompanying notes are an integral part of the financial statements.

Capmacco Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002

1. Summary of Significant Accounting Policies

Development Stage Company

Capmacco Corp. (a development stage company) (the "Company") was initially incorporated under the laws of the State of Colorado on December 29, 1994. After engaging in minimal activity related to its business plan, the Company=s activities ceased in early 1995, and the Company became inactive until its reinstatement by the Colorado Secretary of State on September 25, 1998. The principal office of the corporation is 7331 S. Meadow Ct., Boulder, CO 80301.

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

Use of estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company=s management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items

SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period ended September 30, 2002, the Company=s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. Stockholders' Equity

As of September 30, 2002, 12,000,000 shares of the Company's no par value common stock had been issued for a combination of cash and consulting services provided. The services were converted to shares at $0.0002 per share and valued at a total of $2,145.

3. Related Party Transactions

As of the date hereof, the Company's officers and directors own 5,000,000 shares of common stock, constituting approximately 42% of the Company=s issued and outstanding shares.

An individual related to a director of the company has been paid $978 for services rendered and expenses incurred on behalf of the company during the years ended December 31, 1999, 2000 and 2001. As of the date hereof, the same individual is owed $325 for services rendered and expenses incurred during the year on behalf of the Company.

Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is accruing $50 per month as additional-paid-in capital for this use.

4. Income Taxes

The company has Federal net operating loss carryforwards of approximately $23,285 expiring during the years 2011 and 2022. The tax benefit of these net operating losses is approximately $4,424 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.

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

Liquidity and Capital Resources

As of September 30, 2002, the Company remains in the development stage. For the period ended September 30, 2002, the Company's balance sheet reflects current and total assets of $111 in the form of cash, and current liabilities of $1,593.

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

Results of Operations

During the period from December 29, 1994 (inception) through September 30, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

The Company experienced a net loss of $1,243 for the third quarter and a net loss of $3,183 for the nine months ended September 30, 2002, compared with losses of $243 and $610 for the same periods of the previous fiscal year. The loss during the quarter and during the nine months ended September 30, 2002 is primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws, as well as payment of transfer agent fees. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibits 99.1 and 99.2, CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002, are filed herewith.

(b) No reports on Form 8-K were filed by the Company for the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CAPMACCO CORP.

By: /S/ GRANT W. PECK

Grant W. Peck, President and Director

By:/S/ DEAN F. SESSIONS

Dean F. Sessions, Secretary and Director

Date: November 11, 2002

Exhibit 99.1

CAPMACCO, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Grant W. Peck, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Capmacco Corp., Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	By: /S/ GRANT W. PECK Grant W. Peck, President and Director

Exhibit 99.2

CAPMACCO, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dean F. Sessions, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Capmacco Corp., Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	By:/S/ DEAN F. SESSIONS Dean F. Sessions, Secretary and Director